Form 10-Q
period 2025-03-31
PROFUSA, Inc.
filed 2025-06-27
CIK 1479362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-269417-01

Profusa, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	26-4589529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 Bancroft Way, Suite A, Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

(925) 997-6925
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2025, there were 5,604,651 shares of common stock, $0.0001 par value, of the registrant, issued and outstanding.

PROFUSA INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations And Comprehensive Loss for the three months ended March 31, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2025 (UNAUDITED)	December 31 2024
Assets
Current assets:
Cash	$19	$191
Other receivables	—	—
Prepaid expenses and other current assets	87	69
Total current assets	106	260
Deferred offering costs	3,078	2,757
Other non-current assets	55	56
Total assets	$3,239	$3,073
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$5,654	$4,954
Accrued liabilities	4,104	3,968
Convertible debt payable (including loans and notes payable to a related party of $25,805 and $25,056 as of March 31, 2025 and December 31, 2024, respectively.)	47,944	45,921
Promissory notes (including notes payable to related parties of $863 and $850 as of March 31, 2025 and December 31, 2024, respectively)	925	910
PPP loan	1,379	1,376
Total current liabilities	60,006	57,129
Total liabilities	60,006	57,129
Commitments and contingencies (Note 6)
Convertible Preferred Stock:
Series A convertible preferred stock: $0.0001 par value – 4,350,314 shares authorized at March 31, 2025 and December 31, 2024, and 4,350,314 shares issued and outstanding at March 31, 2025 and December 31, 2024, (Liquidation preference $5,307 at March 31, 2025 and December 31, 2024)	5,231	5,231
Series B convertible preferred stock: $0.0001 par value – 5,293,175 shares authorized at March 31, 2025 and December 31, 2024, and 5,293,175 shares issued and outstanding at March 31, 2025 and December 31, 2024, (Liquidation preference $13,815 at March 31, 2025 and December 31, 2024)	13,701	13,701
Series C/C-1 convertible preferred stock: $0.001 par value – 8,907,893 shares authorized at March 31, 2025 and December 31, 2024, and 8,220,445 shares issued and outstanding at March 31, 2025 and December 31, 2024, (Liquidation preference $45,062 at March 31, 2025 and December 31, 2024)	46,217	46,217
Total convertible preferred stock	65,149	65,149
Stockholders’ deficit:
Common stock: $0.0001 par value – 40,000,000 authorized shares at March 31, 2025 and December 31, 2024, and 5,604,651 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	5,758	5,753
Accumulated deficit	(127,674)	(124,958)
Total stockholders’ deficit	(121,916)	(119,205)
Total liabilities, convertible preferred stock and stockholders’ deficit	$3,239	$3,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2025	2024
Government grant revenue	$-	$25
Operating expenses:
Research and development	434	506
General and administrative	990	833
Total operating expenses	1,424	1,339
Loss from operations	(1,424)	(1,314)
Other income (expenses)
Gain (loss) on change in the fair value of related party Tasly convertible debt	(61)	4
Interest expense (including related parties amounts of $704 and $624 for the three months ended March 31, 2025 and March 31, 2024, respectively)	(1,230)	(1,080)
Other income (loss)	(1)	5
Total other expense, net	(1,292)	(1,071)
Net loss and comprehensive loss	$(2,716)	$(2,385)
Net loss per share, basic and diluted	$(0.48)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	5,604,651	5,601,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	5,604,651	$—	$5,732	$(115,728)	$(109,996)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,385)	(2,385)
Balance at March 31, 2024	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	5,604,651	$—	$5,737	$(118,113)	$(112,376)

Balance at January 1, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	5,604,651	$—	$5,753	$(124,958)	$(119,205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Balance at March 31, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	5,604,651	$—	$5,758	$(127,674)	$(121,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,716)	$(2,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,230	1,081
Gain on change in fair value of related party convertible debt	61	(4)
Loss on disposition of property and equipment, net	—	2
Stock-based compensation expenses	5	5
Changes in assets and liabilities:
Other receivables	—	20
Prepaid expenses and other current assets	(18)	(61)
Other non-current assets	1	2
Accounts payable	764	316
Accrued liabilities	136	282
Net cash used in operating activities	(537)	(742)
Cash flows from investing activities
Proceeds from issuance of senior notes	750	675
Proceeds from issuance of convertible loan	—	16
Payment of deferred offering costs	(385)	(81)
Net cash provided by financing activities	365	610
Net (decrease) in cash	(172)	(132)
Cash at the beginning of the period	191	142
Cash at the end of the period	$19	$10
Supplemental disclosures of non-cash investing and financing information:
Increase (decrease) in unpaid deferred offering costs	$(64)	$212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization, Description of Business, Going Concern and Significant Risks and Uncertainties

Description of Business

Profusa, Inc. (the “Company”) was incorporated in the state of California on May 11, 2009. The Company is engaged in the development of a new generation of biointegrated sensors that potentially empowers the individual with the ability to monitor their unique body chemistry.

The Company’s technology enables the development of bioengineered sensors that are designed to become one with the body to detect and continuously transmit actionable, clinical-grade data for personal and medical use. The Company’s first offering in the European Union, the Lumee™ Oxygen Platform, is designed to report reliable tissue oxygen levels at various regions of interest, both acutely and long-term. The Lumee™ Oxygen Platform has been designed for use in applications where monitoring of compromised tissue is beneficial, such as peripheral artery disease that results in narrowing of blood vessels and reduced blood flow to the lower limbs; chronic wounds (diabetic ulcers, pressure sores) that do not heal properly; and reconstructive surgery.

The Company’s research and development efforts are primarily focused on its Lumee™ Glucose Platform, which is a system designed to monitor glucose levels in interstitial fluid, continuously and long-term. A tiny, biocompatible gel injected under the skin acts as a continuous glucose monitor (CGM) for several months. The ability of Lumee™ Glucose to provide continuous glucose monitoring with only an initial single injection, is an attractive alternative for people with diabetes to manage their disease without the need for frequent finger sticks required by standard glucometers, or the need for weekly sensor replacement as required by current short-term needle-type CGMs.

On November 6, 2022, the Company’s board of directors unanimously approved the pursuit of a Business Combination transaction involving the Company. On November 7, 2022, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with NorthView Acquisition Corp (“NorthView”).

On February 11, 2025, the parties to the Merger Agreement entered into Amendment No. 4 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds received by Profusa prior to the Business Combination, along with debt conversions and incentive shares to be issued. Additionally, the Amendment (i) revised the definition of “Milestone Event III” such that the parties extended the period for Profusa to consummate the APAC Joint Venture (as defined in the Merger Agreement) and receive the related funding from December 31, 2024 until December 31, 2025, and (ii) revised the definition of “Milestone Event IV” to change the earnout revenue target from $99,702,000 for the fiscal year ended December 31, 2025 to an earnout revenue target of $11,864,000 for the fiscal year ended December 31, 2026.

In relation to Milestone Event III: On August 8, 2023, a new wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”), was created and incorporated by the Company under the laws of Singapore. Upon creation, the new entity was capitalized by the Company by payment of $1,000 for 1,000 Ordinary Shares. As a result, at the time of incorporation, the entity became a wholly owned subsidiary of the Company. The entity was created with the expectation of jointly conducting the business of developing, manufacturing and commercializing the Lumee Glucose and the Lumee Oxygen products, currently under development by the Company, together with a third party. No business or activities will have been conducted by the entity from the date of formation through and until the closing date of the proposed License Agreement and Shareholders Agreement between the Company and Best Life Technology Ltd, an entity wholly owned and controlled by the Tasly Holding Group (“Tasly”) which is a related party of the Company. In connection with and on or around the same date as the closing of the proposed Business Combination between the Company and NorthView, the Company expects to sign and execute a License Agreement and Shareholders Agreement (the “APAC Joint Venture”) setting forth the relative and other terms under which the development and business activities of the entity will be conducted.

As further described in the subsequent events, the Company obtained Shareholder approval for the merger where a subsidiary of NorthView will merge with the Company, with the Company surviving the merger as a wholly owned subsidiary of NorthView (the “Business Combination”) (See Note 14).

Going Concern

The Company has incurred significant net operating losses from operations. For the three months ended March 31, 2025, the Company incurred a net loss of approximately $2.7 million and used approximately $0.5 million of cash in operating activities.

The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments and to a lesser extent, revenues from government grants. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. The Company’s management plans to obtain additional funds through the merger with a special purpose acquisition company (“SPAC”), issuance of additional equity or refinancing of current debt, which is intended to mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. As the ability to refinance its current debt or raise additional equity financing is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within one year from the date the condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a materially adverse impact on the Company.

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company will require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

Inflation, Monetary Response, and Economic Impacts

The world economy is experiencing stubbornly high inflation, a challenge not faced for decades. Following the global financial crisis, with inflationary pressures muted, interest rates were extremely low for years and investors became accustomed to low volatility. The resulting easing of financial conditions supported economic growth, but it also contributed to a buildup of financial vulnerabilities. With inflation at multi-decade highs, monetary authorities in advanced economies are accelerating the pace of policy normalization. Policymakers have continued to tighten policy against a backdrop of rising inflation and currency pressures, albeit with notable differences across regions. Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking and adjusted their investment preferences generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been consolidated or omitted from the unaudited interim condensed consolidated financial statements.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related disclosures as of December 31, 2024 and for the year then ended as found in the Form S-4/A filed by the Company with the SEC on April 3, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. The Company’s management regularly assesses these estimates, including those related to accrued liabilities, valuation of the convertible debt, and senior notes, valuation allowance for deferred tax assets, and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Accounts Receivable and Allowance for Credit Losses

The Company does not have any accounts receivable with customers in the three months ended March 31, 2025 and 2024. The Company has developed policies that when accounts receivables are held with customers, they are recorded at the point in time in which management determines it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer.

The Company will then perform ongoing credit evaluations of its customers and, if necessary, recognize allowances for potential credit losses. The Company does not require any allowance for credit losses as of March 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and other receivables. Substantially all of the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its cash.

The Company’s other receivables are represented by amounts owned by two government agencies under the government grants.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and 2024, cash consisted of cash on deposit with a bank denominated in U.S. dollars.

Deferred Offering Costs

Specific incremental costs, consisting of legal, accounting and other fees and costs, directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all of the costs are expensed. Offering costs capitalized as of March 31, 2025 and December 31, 2024 were $3.1 million and $2.8 million, respectively. The deferred offering costs as of March 31, 2025 and December 31, 2024 includes $1.2 million and $0.8 million respectively, of advances to NorthView to fund costs associated with the potential Business Combination.

Government Grants

The Company receives payments from government entities under non-refundable grants in support of product development programs. The grants received fall within two categories:

a.	Expense Reimbursement Grants – grants in which the Company is entitled to claim from a government entity reimbursement of certain qualified expenses incurred to date. The nature and amount of such expenses are determined by each respective grant; and

b.	Fixed Fee Grants – grants in which the total amount of the grant is fixed and the disbursements are made based on submission to the grantor of specified deliverables.

The Company has concluded that all government grants received are outside the scope of ASC 606 Revenue from Contracts with Customers, because such grants do not involve a reciprocal transfer in which each party receives and sacrifices approximately commensurate value. Therefore, the grants meet the definition of a contribution and are non-exchange transactions. The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply to the government grants received, as the Company is a business entity, and the grants are with governmental agencies or units.

In the absence of explicit U.S. GAAP guidance on contributions received by business entities, the Company made a policy decision to apply by analogy recognition and measurement guidance in International Accounting Standard 20 Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under this approach, the Company recognizes grants at fair value only when there is reasonable assurance that the Company will comply with the conditions attaching to them, and that the grants will be received. The Company recognizes as income the amounts received or receivable from expense reimbursement grants to the extent, and in the period in which, the qualifying costs have been incurred. The Company recognizes as income the amounts received or receivable from fixed fee grants by applying the proportional performance method. Under this method, grant income is recognized using the same proportion as the costs incurred to date to the total expected cost of the project, but limiting the income to be recognized to the amount to which the Company is entitled based on the submitted deliverables.

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, accounts payable, promissory notes, convertible promissory notes and senior notes. The Company states accounts payable at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The promissory notes are stated at amortized cost, which approximates their fair value, because the Company believes their terms approximate those that would be available to it on a similar loan from an unrelated party. The Tasly convertible debt issued between June 2023-February 2024 (Note 5) is carried at fair value based on unobservable market inputs.

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. During the three months ended March 31, 2025 and through the date of issuance of these condensed consolidated financial statements, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on the income tax disclosures. No material financial impact will result in this expanded disclosure requirement.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

Note 3 — Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1	—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	—	Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3	—	Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of March 31, 2025 and December 31, 2024, the Company had no financial assets measured at fair value on a recurring basis.

As of March 31, 2025, the Company’s financial liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	Fair value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Notes at fair value	$—	$—	$2,390	$2,390
Total liabilities measured at fair value	$—	$—	$2,390	$2,390

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Notes at fair value	$—	$—	$2,234	$2,234
Total liabilities measured at fair value	$—	$—	$2,234	$2,234

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2025 and 2024 (in thousands):

Tasly convertible debt at fair value
Fair value as of January 1, 2024	$1,714
Issuance of Convertible Notes	16
Accrued stated interest	48
Change in fair value included in other income and gain on change in the fair value of Tasly convertible debt	(4)
Fair value as of March 31, 2024	$1,774

Fair value as of January 1, 2025	$2,234
Issuance of Convertible Notes	—
Accrued stated interest	95
Change in fair value included in other income and gain on change in the fair value of Tasly convertible debt	61
Fair value as of March 31, 2025	$2,390

The Company elected to measure its Tasly convertible debt at fair value (Note 5) with changes in fair value reported in earnings as they occur. The Convertible Debt fair values were determined using the discounted cash flow methodology based on probability weighted scenarios of the convertible notes conversion. At issuance of the first $1 million on June 26, 2023 the time to event was .28 years and the discount rate applied was 14.54%. At issuance of the next $0.3 million on July 20, 2023, the time to event was .22 years and the discount rate applied was 13.82%. At issuance of the additional $0.3 million on August 15, 2023, the time to event was .15 years and the discount rate applied was 13.70%. The final amount which was less than $0.02 million was issued on February 6, 2024; the time to event was .66 years and the discount rate applied was 13.69%.

On March 31, 2025, the time event was .25 years and the discount rate applied was 13.21%. Based on this method, the fair value of the convertible debt at the date of inception was $1,616,490, and the fair value at March 31, 2025 was $2,010,545.

Note 4 — Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	As of March 31, 2025	As of December 31, 2024
Prepaid legal	48	25
Prepaid insurance	32	37
Prepaid other	7	7
	$87	$69

Accrued Liabilities (in thousands)

	As of March 31, 2025	As of December 31, 2024
Accrued compensation	$(3,851)	$(3,472)
Accrued other liabilities	(253)	(496)
	$(4,104)	$(3,968)

Note 5 — Debt

The following table sets forth a summary of the debt instruments and their changes during the three months ended March 31, 2025 and 2024 (in thousands):

	Convertible Notes	Tasly Convertible Debt	Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2025	$18,419	$2,234	$25,268	$910	$1,376
Issuance of debt	—	—	750	—	—
Debt repayments	—	—	—	—	—
Change in fair value	—	61	—	—	—
Stated interest	545	95	572	15	3
Amortization of debt discount and issuance costs	1	—	(1)	—	—
Balance at March 31, 2025	$18,965	$2,390	$26,589	$925	$1,379

Less: Current portion	18,965	2,390	26,589	925	1,379
Long term debt	$—	$—	$—	$—	$—

	Convertible Notes	Tasly Convertible Debt	Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2024	16,316	1,714	20,155	849	1,362
Issuance of debt	—	16	675	—	—
Change in fair value	—	(4)	—	—	—
Stated mterest	490	48	494	15	4
Amortization of debt discount and issuance costs	30	—	—	—	—
Balance at March 31, 2024	16,836	1,774	21,324	864	1,366
Less: Current portion	16,836	1,774	21,324	864	1,366
Net of current portion	$—	$—	$—	$—	—

Convertible Debt

Convertible Notes

The annual effective interest rate of Convertible Notes was estimated from 12.54% to 53.28% per year for the three months ended March 31, 2025 and 13.28% to 53.28% per year for the three months ended March 31, 2024. The interest expense for the three months ended March 31, 2025, and 2024 was $0.5 million and $0.5 million, respectively.

As of March 31, 2025 the outstanding balance of convertible notes includes related party convertible notes of $13.7 million.

Tasly Convertible Debt

In June 2023, the Company entered into a short-term loan agreement with a related party under which it may borrow up to $1.6 million, of which $1.0 million was borrowed on June 26, 2023, $0.3 million was borrowed on July 20, 2023, $0.3 million was borrowed on August 15, 2023 and the final $0.02 million was borrowed in February 2024 (the “Convertible debt”).

The loans bears interest at a stated rate of 12% per annum, 24% per annum upon default, and originally matured on December 31, 2023. The original maturity date was extended to the earlier of the closing of the Business Combination, or March 31, 2024, subject to the parties’ decision to extend thereafter. The Company is currently in default, as this loan will be repaid in parallel with the closing of the SPAC transaction. Accordingly, the Company classified the entire amount outstanding under the Tasly Convertible debt as current on the Consolidated Balance Sheet. Upon occurrence of certain events of default by the Company, including failure to repay in full the amounts owed at maturity, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Convertible debt into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of March 31, 2025. In the event the Company fails to complete the Business Combination, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Convertible debt into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of March 31, 2025, or (ii) the Company’s common stock at a conversion price of $1.92 per share.

The Company elected to apply the fair value option to account for the Convertible debt. Accordingly, no features of the Convertible debt are bifurcated and separately accounted for. The fair value of the Convertible debt was $2.4 million as of March 31, 2025. Accrued stated interest on the Convertible debt was $0.1 million for the three months ended March 31, 2025. The loss on fair value remeasurement was $0.4 million through March 31, 2025 and a gain on fair value remeasurement was recognized of less than $0.01 million through March 31, 2024.

Senior Notes

January-March 2024 Senior Notes — During the months January through March 2024, the Company issued additional Senior Notes to investors with the principal amount of \million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022).

January-March 2025 Senior Notes — During the months January through March 2025, the Company issued Senior Secured Convertible Notes to investors with the principal amount of $0.8 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). These notes were issued at the same 12% interest terms as all of their other Senior Secured Convertible Notes, and will convert into New Profusa shares at $0.50 per share. This note has an 18-month maturity, which will be accelerated and convert into New Profusa shares upon the successful closing of the Business Combination.

Of the $26.6 million of Senior Notes, as of March 31, 2025, $9.7 million is outstanding with related parties and $16.9 million is outstanding with unrelated parties. Of the $21.3 million of Senior Notes, as of March 31, 2024, $8.5 million is outstanding with related parties and $12.8 million is outstanding with unrelated parties.

The annual effective interest rate of Senior Notes was estimated from 0% to 12.15% and 0% to 12.61% per year for the three months ended March 31, 2025 and 2024, respectively. The interest expense for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively.

As of March 31, 2025, future minimum payments for the convertible notes payable were as follows (in thousands):

	Convertible Notes	Tasly Convertible Debt	Senior Notes
Total future payments	$19,533	$2,094	$25,931
Less: fair value remeasurement	-	394	-
Less: unamortized debt premium (discount)	(2)	-	1,481
Less: interest	(566)	(98)	(823)
Total convertible notes payable	$18,965	$2,390	$26,589

Promissory Notes

In a series of transactions during 2010 and 2011, two of the Company’s founders provided $0.2 million to the Company to fund general corporate purposes in exchange for promissory notes. The notes accrue interest annually at a simple interest rate of 5% with no set maturity date.

During the year ended December 31, 2022, the Company borrowed $0.3 million from two of its founders at zero percent interest rate to finance its short-term operations, from which $0.2 million was repaid in the same period.

During the year ended December 31, 2023, the Company borrowed short-term promissory notes of $0.3 million from an existing investor and additional $0.1 million from an unrelated party repayable on demand at any time after December 31, 2023, with annual interest rate of 12%. No new issuances or repayments of promissory notes occurred during the year ended December 31, 2024 or during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, accrued and unpaid interest on the promissory notes was $0.3 million and $0.3 million, respectively. Interest expense on the promissory notes was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. The carrying value of the promissory notes as of March 31, 2025 and December 31, 2024 was $0.9 million and $0.9 million, respectively. The Company recognized that the promissory notes are in default as of the date of this filing. The note holders will be repaid subsequent to the potential closing of the Business Combination, and the full balance of these notes are held in current liabilities on the Consolidated Balance Sheets.

Paycheck Protection Program

On May 25, 2021, the Company borrowed $1.3 million (the “PPP Loan 2”) as a Paycheck Protection Program loan. The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The annual interest rate of the PPP Loan 2 is 1%.

Under the terms of PPP Loan 2, if the Company does not submit forgiveness application within 24 weeks the initial disbursement of the loan (the “Covered Period”), the Company must begin to make equal monthly payments of principal and interest starting 10 months from the end of the Covered Period until May 25, 2026. Interest on the loan continues to accumulate during any deferment period. As of March 31, 2025, the Company has not applied for forgiveness under PPP Loan 2.

As of December 31, 2024 and March 31, 2025, the Company was in default on PPP Loan 2 due to non-payment of minimal repayment amounts required by the terms of PPP Loan 2. Accordingly, the Company classified the entire amount outstanding under PPP Loan 2 as current and accrued respective late penalties for the total amount of less than $0.1 million as of March 31, 2025 and December 31, 2024, respectively. The total past due amount of PPP Loan 2 repayments as of March 31, 2025 and December 31, 2024 was $0.9 million and $0.8 million, respectively.

As of March 31, 2025, the contractual future minimum payments for the PPP Loan 2 were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remainder)	1,234
2026	145
Total	$1,379

Note 6 — Commitments and Contingencies

Operating Lease Obligations

On August 1, 2022 the Company entered into a new lease agreement (the “Amended Lease”) whereby the Company agreed to rent its office and lab facilities under month-to-month tenancy. The monthly rent payable under the Amended Lease was $25 thousand. This month-to-month lease ended in July 2024.

Beginning in October 2024, the Company entered into a new lease agreement whereby the Company agreed to rent its office and lab facilities under month-to-month tenancy. The monthly rent payable under the new lease is also $25 thousand. This month-to-month lease automatically renews every four months, unless written termination is provided.

Operating costs for short-term leases and variable lease costs were $0.1 million and less than $0.1 million during the three months ended March 31, 2025 and 2024, respectively. The Company additionally recognized a total of $0.1 million in lease expense for each of the three months ended March 31, 2025 and 2024.

Contingencies and Indemnifications

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made.

To date, the Company has not paid any claims; however, the Company may record charges in the future as a result of these indemnification obligations. The Company is currently defending one litigation with a vendor. Management has accrued estimated incremental legal costs which totals less than $0.1 million related to the matter.

Note 7 — Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, (the “Company Charter”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock is issuable in series, and the Company’s Board of Directors is authorized to determine the rights, preferences, and terms of each series. Under the Company’s Charter, the Company is authorized to issue 18,551,382 shares of convertible preferred stock at a par value of $0.0001.

Convertible preferred stock as of March 31, 2025 and December 31, 2024 consisted of the following:

	Shares Authorized	Share Issued and Outstanding	Liquidation Preference	Carrying Amount	Original Issue Price
New Series A	4,350,314	4,350,314	$5,307	$5,231	$1.22
New Series B	5,293,175	5,293,175	$13,815	$13,701	$2.61
New Series C	7,358,151	6,670,703	$37,623	$37,476	$5.64
New Series C-1	1,549,742	1,549,742	$7,439	$8,741	$4.80
	18,551,382	17,863,934	$64,184	$65,149

Voting Rights

The holders of convertible preferred stock shares are entitled to vote on all matters on which the common stockholders are entitled to vote. Each holder of convertible preferred stock is entitled to the number of votes equal to the number of common stock shares into which the shares held by such holder could be converted as of a record date. Holders of convertible preferred stock and common stock generally vote as a single class.

Dividends

Holders of convertible preferred stock are entitled to receive dividends, when, as and if declared by the Company’s Board of Directors, at the annual rate of 8% of the original issue price, payable in preference and priority to any declaration or payment of any distribution on common stock of the Company in such calendar year. No distributions may be made with respect to the common stock unless dividends on the convertible preferred stock have been declared and all declared dividends on the convertible preferred stock have been paid or set aside for payment to the holders of the convertible preferred stock. Dividends are noncumulative, and none were declared as of March 31, 2025 and December 31, 2024.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C/C-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Series B convertible preferred stock, the Series A convertible preferred stock or common stock, an amount per share for each share of Series C/C-1 convertible preferred stock held by them equal to the sum of the liquidation preference amount of respective original issue price per share, as adjusted for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event (“anti-dilution adjustments”) plus all declared but unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series C/C-1 convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After full payment to holders of the Series C/C-1 convertible preferred stock, payment should be made to the holders of Series B convertible preferred stock, in preference to the holders of the Series A convertible preferred stock or common stock, in the amount per share for each share of Series B convertible preferred stock held by them equal to the original issue price of such share, adjusted for any anti-dilution adjustments, plus all declared and unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series B convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After full payment to holders of the Series B convertible preferred stock, payment should be made to the holders of Series A convertible preferred stock, in preference to the holders of the common stock, in the amount per share for each share of Series A convertible preferred stock held by them equal to the original issue price of such share, adjusted for any anti-dilution adjustments, plus all declared and unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series A convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After the payment to the holders of convertible preferred stock of the full preferential amounts specified above, the entire remaining assets of the Company legally available for distribution by the Company shall be distributed with equal priority and pro rata among the holders of the common stock and holders of convertible preferred stock as-if-converted to common stock basis in proportion to the number of shares of common stock held by them.

Conversion

Each share of convertible preferred stock is convertible, at the option of the holder, into the number of fully-paid and non-assessable shares of common stock that result from dividing the applicable original issue price per share by the applicable conversion price per share at the time of conversion, as adjusted for any anti-dilution adjustments If, after the issuance date of convertible preferred stock, the Company issues or sells, or is deemed to have sold, additional shares of common stock at a price lower than the original issuance price, except for certain exceptions allowed, the conversion price of convertible preferred stock would be adjusted. As of March 31, 2025 and December 31, 2024, the Company’s convertible preferred stock was convertible into shares of the Company’s common stock on a one-for-one basis.

Each share of convertible preferred stock is convertible into common stock automatically upon the earlier of (i) immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of any class or security of the Company in which (a) the gross offering price per share reflects a pre-offering valuation of the Company of not less than $200 million, calculated on a fully-diluted and as-converted basis before giving effect to the issuance of the securities to be sold in such public offering, and (b) the cash proceeds to the Company (net of underwriting discounts and commissions) are at least $50 million (a “Qualified IPO”); or (ii) the Company’s receipt of a written request for such conversion from at least a majority of holders of the then outstanding shares of convertible preferred stock, voting as a single class on an as-if-converted basis.

Redemption and Balance Sheet Classification

Convertible preferred stock is recorded in mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

Note 8 — Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s Charter authorized issuance of 40,000,000 shares of common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2025, no dividends have been declared to date.

The Company had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2025	December 31, 2024
Conversion of Series A preferred stock	4,350,314	4,350,314
Conversion of Series B preferred stock	5,293,175	5,293,175
Conversion of Series C/C-1 preferred stock	8,220,445	8,220,445
Outstanding options under 2010 Plan	2,975,055	2,972,055
Issuance of options under the 2010 Plan	1,557,091	1,560,091
	22,396,080	22,396,080

Note 9 — Stock Option Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan (the “Plan”) under which 2,000,000 shares of the Company’s common stock have been initially reserved for issuance to employees, directors and consultants. The number of reserved shares has been increased over the years and currently equals 4,636,454 shares. Options granted under the Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees, including officers and directors who are also employees. NSOs may be granted to Company employees, consultants and advisors.

A person who owns (or is deemed to own) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company will not be granted an ISO unless the exercise price of such option is at least one hundred ten percent (110%) of the Fair Market Value on the date of grant and the option is not exercisable after the expiration of five years from the date of grant. Options granted generally vest over four years.

Activity under the Plan is set forth below:

	Options Outstanding
Stock Option Activity	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balances at January 1, 2025	1,560,091	2,972,055	$0.40	3.00
Options granted	—	—	$-
Options exercised	—	—	$-
Options expired	7,000	(7,000)	$0.760
Options cancelled/forfeited	—	—	$-
Balances at March 31, 2025	1,567,091	2,965,055	$0.40	2.82
Exercisable at March 31, 2025		1,570,034	$0.48	4.14
Vested and expected to vest at March 31, 2025		2,965,055	0.40	2.82

	Options Outstanding
Stock Option Activity	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balances at January 1, 2024	1,550,091	2,982,055	$0.40	3.70
Options granted	—	—	$-
Options exercised	—	—	$-
Options expired	10,000	(10,000)	$0.001
Options cancelled/forfeited	—	—	$-
Balances at March 31, 2024	1,560,091	2,972,055	$0.40	3.53
Exercisable at March 31, 2024		1,464,429	$0.49	4.88
Vested and expected to vest at March 31, 2024		2,972,055	0.40	3.53

There were no new options granted or exercised during the three months ended March 31, 2025 or 2024. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The total fair value of options vested for the three months ended March 31, 2025 and 2024 was less than $0.1 million.

As of March 31, 2025 and 2024, the total unrecognized stock-based compensation expense for stock options was less than $0.1 million which is expected to be recognized over a weighted-average period of 0.3 years for the three months ended March 2025, and 1.1 years for the 3 months ended March 31, 2024. The Company estimates the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is being recognized on a straight-line basis over the requisite service period of the awards.

Nonrecourse Promissory Notes to Early Exercise Stock Options

In 2018, one of the Company’s executives early exercised 1,380,015 of his stock options by issuing a promissory note to the Company. As the promissory note is nonrecourse this exercise of stock options with a promissory note is not considered a substantive exercise for accounting purposes. Therefore, no receivable for the promissory note was recorded on the Company’s balance sheet. This arrangement was accounted for as modifications to the original stock options which were exercised by issuing a promissory note. Such modification did not result in additional stock-based compensation expense. As of March 31, 2025, these options were fully vested.

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function recognized for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
General Administrative	$2	$2
Research and development	3	3
	$5	$5

Note 10 — Related Party Transactions

The Company issued convertible notes (also referred to as junior notes), Tasly convertible debt, and promissory notes to certain shareholders. Refer to Note 5 for detail.

Note 11 — Net Loss per Share Attributable to Common Stockholders

Net loss per common share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted-average shares outstanding, as the inclusion of common share equivalents would be antidilutive. The common share equivalents consist of stock options, convertible notes, convertible preferred stock and common stock.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(2,716)	$(2,385)
Denominator:
Weighted average shares used to computing basic and diluted net loss per share	5,604,651	5,601,651
Net loss per share attributable to common stockholders - basic and diluted:	$(0.48)	$(0.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended March 31,
	2025		2024
Convertible preferred stock	17,863,934		17,863,934
Convertible notes payable	46,912,311		24,630,146	(1)
Convertible loans	—	(2)	—
Options to purchase common stock	2,972,055		2,972,055
Total	67,748,300		45,466,135

(1)	The conversion of the Convertible Notes and Senior Notes to common stock is dependent on the price of the Business Combination or other equity offering and the completion date of such offerings. These factors are not estimable, therefore, the number of shares of common stock is not determinable.

(2)	The Tasly Convertible Notes issued between June and August 2023 and completed in February 2024 are convertible upon occurrence of various conversion scenarios. Therefore, the number of common stock shares issuable upon their conversion is not currently estimable.

Note 12 — Government Grant Revenue

Government grant revenue consists of amounts the Company earns under grants from two government agencies: NIH and DARPA. These grants are provided either in the form of expense reimbursement (expense reimbursement grants) or as on a fixed fee basis (fixed fee grants). Under the expense reimbursement grants, the government agencies reimburse us for a portion of our expenses (allowable expenses) that have been incurred in a given period on the basis of reports that the Company provides to these agencies. Fixed fee grants are awarded for specific research and development programs undertaken by us. Under these grants, the Company receives milestone payments from the government agencies upon our submission and approval by the government of agreed upon deliverables, consisting primarily of the documented results of the specific research and development programs.

Note 13 – Segments

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Ben Hwang, who reviews financial information presented on a consolidated net loss basis as reported on the consolidated condensed statement of operations and comprehensive loss in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves of key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s consolidated condensed statements of operations and comprehensive loss. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest income, interest expense and loss on change in fair value of related party loan. See the consolidated condensed financial statements for other financial information regarding the Company’s operating segment.

	Three Months Ended March 31
	2025	2024
Government grant revenue	$—	$25
Operating expenses:
Research personnel compensation costs, including stock-based compensation	338	433
CRO and regulatory costs	—	15
Administrative personnel compensation costs, including stock-based compensation	335	362
Rent and office costs	200	82
Legal and accounting costs	539	413
Other expenses(1)	12	34
Total segment expenses	1,424	1,339
Loss from operations	(1,424)	(1,314)
Other income (expense)
Loss on change in the fair value of related party Tasly convertible debt	(61)	4
Interest expense (including related parties amounts of $704 and $624 for the three months ended March 31, 2025 and March 31, 2024, respectively)	(1,230)	(1,080)
Other income	(1)	5
Total other expense, net	(1,292)	(1,071)
Net loss and comprehensive loss	$(2,716)	$(2,385)

(1)	Other expenses includes small balances of research materials and supplies along with insurance costs.

The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets.

Note 14 — Subsequent Events

The Company has evaluated its subsequent events from March 31, 2025, through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

On various dates in April and May 2025, the Company issued Senior Secured Convertible Notes for an aggregate amount of $0.7 million, of which $0.4 million will be converted in 2025 upon the closing of the Company’s Qualified Financing transaction and $0.3 million will be repaid in cash.

On April 2, 2025, the parties to the Merger Agreement entered into an Amendment No. 5 to the Merger Agreement (“Amendment No. 5”) pursuant to which Section 9.01 of the Merger Agreement was amended such that the reference to “March 22, 2025” as the outside date was replaced with “June 22, 2025”. Despite the passing of June 22, 2025, the Merger Agreement did not automatically terminate and remains in effect until the date that one of the parties sends written notice to the other party that it has elected to unilaterally terminate the Merger Agreement. Neither party has elected to terminate the Business Combination as of the date of this filing.

On April 30, 2025, Marcum informed the Company that Marcum resigned as the Company’s independent registered public accounting firm. Also on April 30, 2025, the Company engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm.

On May 8, 2025, Northview and the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or would otherwise not constitute a tender offer pursuant to the Exchange Act.

Effective as of June 16, 2025, by written consent, (i) the stockholders holding a majority of the Company’s common stock and preferred stock authorized, among other things, (a) entering into the Business Combination Agreement, and (b) the consummation of the Business Combination and the other transactions contemplated thereby, and (ii) the stockholders holding a majority of the Company’s preferred stock approved (a) the waiver of their liquidation preference and (b) the automatic conversion of their preferred stock immediately prior to the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Profusa,” the “Company,” “we,” “us,” and “our,” refer to Profusa, Inc. and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcome for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (CLI) both during and after endovascular revascularization procedures. Lumee Oxygen has already received regulatory approval in Europe through the attainment of a CE mark; however, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

The latest version of Lumee Oxygen is called Wireless Lumee Oxygen System. It has multiple components one of which is a microsensor that is injected into the tissue of the patient using a hypodermic needle. The sensor is designed so it does not need to be removed as it overcomes the foreign body response that usually inhibits the ability of permanent implants to function. The sensor contains no electronics, utilizing luminescence to send a light signal to a reader that is placed over the incision site, which in turn can send a signal to an app on a smartphone. We are in clinical trials for Lumee Glucose, our sensing solution being developed for use in continuous glucose monitoring (CGM). This system targets diabetics and pre-diabetics to allow them real-time access to their glucose data, at a price point that our management thinks is comparable or lower to existing systems.

We already sell our oxygen sensor for research use only applications, namely animal models and in vitro testing. Management is targeting the European market (those jurisdictions that accept CE mark) for early launch for both Lumee Oxygen and Lumee Glucose. Lumee Oxygen’s launch in Europe occurred in 2023 and Lumee Glucose launch is expected to occur in 2025, subject to regulatory approval. We have access to key opinion leaders (KOLs) in both Europe and the United States, who deal with peripheral arterial disease (PAD) and Critical Limb Ischemia (CLI). We will sell directly to facilities based on the endorsement of these KOLs. In Germany, Austria and France, some KOLs have already used Lumee Oxygen on a trial basis. We have worked with reimbursement consultants to develop potential Category I CPT codes for Lumee Oxygen use.

Regarding Lumee Glucose, if and when we obtained marketing authorization, we plan to embark on a dual strategy of both direct to hospital sales, for our professional-use and personal-use CGM product, and direct to pharmacy sales for our personal use product only, thereby maximizing flexibility for the consumer. By aiming for coverage under a user’s pharmacy benefit, we believe we can diversify our user base, while accounting for any risk related to unlikely delay of attainment of a category I CPT code for sensor insertion. We feel a difference between other insertable or implantable CGMs and Lumee Glucose, is that the latter can be simply inserted with a hypodermic needle and does not require a surgical implantation, similar to how pharmacists use these needles to administer flu shots and other vaccines. At the same time, physicians can still leverage existing CPT codes related to interpretation of CGM data and we have, in parallel, initiated steps for CPT codes related to our sensor insertion. We will target both public and private payors for coverage.

Since our launch, we have significantly devoted all of our resources to research and development, as well as all clinical study activities related but not limited to Lumee Oxygen, Lumee Glucose and prototypes for sensors of at least eight other analytes. We have also invested, on a smaller scale, in making sales of Lumee Oxygen for research- use only clients, which include entities working with animal models. Furthermore, we also performed research and development under government grants.

Since inception, we have incurred recurring annual losses from operations. For the three months ended March 31, 2025 and 2024, we incurred a net loss of $2.7 million and $2.4 million, respectively. During the three months ended March 31, 2025 and 2024, we have used $0.5 million and $0.7 million, respectively, of cash in our operating activities. We have notes and loans payable and interest due of $50.2 million within twelve months of March 31, 2025.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments and to a lesser extent, revenues from government grants. For the three months ending March 31, 2025, we obtained net cash from financing activities of $0.4 million compared to $0.6 million for the same period in 2024. We held cash of less than $0.1 million as of March 31, 2025, and $0.2 million as of December 31, 2024, respectively.

Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Our management plans to monitor expenses and obtain additional funds through public or private equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources, which is intended to mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements are available to be issued. As the ability to refinance our current debt or raise additional equity financing is outside of our management’s control, we cannot conclude that management’s plans will be effectively implemented within one year from the date the unaudited condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements are available to be issued. The unaudited condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

It is our expectation to continue to make substantial investments in building its European and United States commercial infrastructure and enhancing existing products and developing new ones. Furthermore, we aim to continue discussions with potential partners in Asia.

We expect to incur additional expenses if we close the Business Combination, due to operating as a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, and those of the Nasdaq Stock Market LLC (“NASDAQ”) Stock Market, additional insurance expenses, investor relations activities and other administrative, professional and consulting services. As a result of these and other factors, we expect that we will require additional financing to fund our operations and planned growth. We may also seek additional financing of any kind. We may seek to raise any additional capital through public or private equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

Business Combination

On November 7, 2022, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with NorthView Acquisition Corp (“NorthView”), where a subsidiary of NorthView will merge with the Company, with the Company surviving the merger as a wholly owned subsidiary of NorthView, which will be renamed New Profusa, Inc. (the “Business Combination”).

On February 11, 2025, the parties to the Merger Agreement entered into Amendment No. 4 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds received by Profusa prior to the Business Combination, along with debt conversions and incentive shares to be issued. Additionally, the Amendment (i) revised the definition of “Milestone Event III” such that the parties extended the period for Profusa to consummate the APAC Joint Venture (as defined in the Merger Agreement) and receive the related funding from December 31, 2024 until December 31, 2025, and (ii) revised the definition of “Milestone Event IV” to change the earnout revenue target from $99,702,000 for the fiscal year ended December 31, 2025 to an earnout revenue target of $11,864,000 for the fiscal year ended December 31, 2026.

The Business Combination is expected to be accounted for as a reverse capitalization in accordance with US GAAP. We expect to be deemed the accounting predecessor of the combined business, and New Profusa, Inc. (“New Profusa”) as the parent company of the combined business, will be the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination is expected to have a significant impact on our future capital structure and operating results, de-risking our product development, manufacturing and commercialization.

The most significant changes in New Profusa’s future reported financial positions are expected to be an estimated net increase in cash (as compared to our balance sheets at March 31, 2025 and at December 31, 2024) of approximately $7.0 million net of cash payments at closing, including $1.27 million of trust account proceeds following shareholder redemptions, and approximately $9.0 million in proceeds from the PIPE Investment to be consummated substantially simultaneously with the Business Combination. The cash-based transaction costs for the Business Combination are expected to be $6.6 million, which includes $2.0 million related to the business combination marketing fee arrangement entered into in connection with NorthView’s initial public offering.

As a result of the Business Combination, we expect to become the successor to an SEC-registered and NASDAQ- listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Recent Developments

Inflation, Monetary Response, and Economic Impacts

The world economy is experiencing stubbornly high inflation, a challenge not faced for decades. Following the global financial crisis, with inflationary pressures muted, interest rates were extremely low for years and investors became accustomed to low volatility. The resulting easing of financial conditions supported economic growth, but it also contributed to a buildup of financial vulnerabilities. With inflation at multi-decade highs, monetary authorities in advanced economies are accelerating the pace of policy normalization. Policymakers have continued to tighten policy against a backdrop of rising inflation and currency pressures, albeit with notable differences across regions. Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking and adjusted their investment preferences generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years.

Since the date of these financial statements, $0.7 million of additional working capital was raised to fund Company operations through the Business Combination date.

Principles of Accounting and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and March 31, 2024 and the results of operations and cash flows for the periods then ended. The accompanying condensed consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, APAC. All intercompany balances and transactions have been eliminated in consolidation.

Components of Results of Operations

Government Grant Revenue

Government grant revenue consists of amounts we earn under grants from two government agencies: NIH and DARPA. These grants are provided either in the form of expense reimbursement (expense reimbursement grants) or on a fixed fee basis (fixed fee grants). Under the expense reimbursement grants the government agencies reimburse us for a portion of our expenses (allowable expenses) that have been incurred in a given period on the basis of reports that we provide to these agencies. Fixed fee grants are awarded for specific research and development programs undertaken by us. Under these grants we receive milestone payments from the government agencies upon our submission and approval by the government of agreed upon deliverables, consisting primarily of the documented results of the specific research and development programs.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, supplies, depreciation and amortization and allocations of facility-related expenses. We expect our research and development expenses to increase as we increase staffing to support product development, continue our clinical trials, build prototypes, and continue to explore and develop next generation technologies.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, human resource functions, and business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated facility-related expenses and information technology costs.

Loss on Change in the Fair Value of Tasly Convertible Debt

We elected to apply fair value option to account for the convertible loans issued between June 2023 and March 2024 (the “Tasly Convertible Debt”), under which none of the embedded conversion or redemption features were bifurcated and separately accounted for. Rather, the Tasly Convertible Debt in its entirety was recorded at fair value at inception and is subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in the statements of operations and comprehensive loss.

Gain on PPP Loan Forgiveness

On April 16, 2020 and May 25, 2021, we borrowed $1.2 million (the “PPP Loan 1”) and $1.3 million (the “PPP Loan 2”), respectively, as a Paycheck Protection Program loan (together the “PPP Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The annual interest rate of the PPP Loans is 1%. The PPP Loans are eligible for forgiveness, provided the borrower has met the respective forgiveness requirements, has timely submitted an application for forgiveness and the forgiveness has been granted by the SBA. PPP Loan 1 has been approved for loan forgiveness, and management intends to apply for PPP Loan 2 forgiveness in 2025. PPP Loan 2 is currently in default due to non-payment, and is classified as a current liability on the balance sheet.

Interest Expense

Interest expense consists primarily of the interest on our convertible notes, senior notes, Tasly convertible debt, and PPP Loans.

Other Income

Other income consists primarily of income earned from sale of equipment and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table sets forth our unaudited condensed consolidated statements of operations and comprehensive loss for the interim periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue	—	$25	$(25)	(100)%
Operating expenses:
Research and development	$434	$506	$(72)	(14)%
General and administrative	990	833	157	19%
Total operating expenses	1,424	1,339	85	6%
Loss from operations	(1,424)	(1,314)	(110)	8%

Other income (expense)
Gain (loss) on change in the fair value of related party Tasly convertible debt	(61)	4	(65)	(1,625)%
Interest expense	(1,230)	(1,080)	(150)	14%
Other income (expense)	(1)	5	(6)	(120)%
Total other expense, net	(1,292)	(1,071)	(221)	21%
Net loss	$(2,716)	$(2,385)	$(331)	14%

Research and Development – Research and development expenses decreased by $0.1 million, or 14%, to $0.4 million during the three months ended March 31, 2025 from $0.5 million during the three months ended March 31, 2024. The decrease was driven primarily by the decrease in CRO and personnel costs of $0.1 million as a result of the completion of several clinical studies and a reduction of personnel.

General and Administrative – General and administrative expenses increased by $0.2 million, or 19%, to $1.0 million during the three months ended March 31, 2025 from $0.8 million during the three months ended March 31, 2024. The increase was driven primarily by the increase in accounting costs of $0.3 million as a result of increased audit fees, which was offset by a reduction in legal fees of $0.1 million as a result of legal fees being incurred primarily related to the Business Combination which are deferred offering costs and not part of general and administrative expenses.

Gain (Loss) on Change in the Fair Value of the Tasly Convertible Loans – Loss on change in the fair value of the Tasly Convertible Loan was $0.1 million during the three months ended March 31, 2025. The loss during the three months ended March 31, 2025 was driven by the remeasurement of the Tasly Convertible Loans. There was no such loss during the three months ended March 31, 2024, as the Tasly Convertible Loan had a revaluation gain during the prior year period of less than $0.1 million.

Interest Expense – Interest expense increased by $0.2 million, or 14%, to $1.2 million during the three months ended March 31, 2025 from $1.1 million during the three months ended March 31, 2024. The increase was primarily due to the $2.0 million in additional senior notes that have been issued.

Other Income (Expense) – Other income (expense) decreased by less than $0.1 million during the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, junior and senior convertible notes, PPP Loans available to us under the Paycheck Protection Program and promissory notes. From inception through March 31, 2025, we raised gross proceeds of $97.3 million from the issuances of convertible preferred stock and convertible notes and loans, received $2.5 million from PPP Loans and received $0.9 million from issuance of promissory notes. As of March 31, 2025, we had cash and cash equivalents of less than $0.01 million.

Our junior convertible notes bear interest at 12% per annum and, as of March 31, 2025, their then outstanding principal and accrued but unpaid interest will automatically convert into common shares of New Profusa at $7.00 per share upon consummation of the Business Combination. In addition, upon consummation of the Business Combination, all junior noteholders will have a right to receive additional shares upon achievement by New Profusa of certain share price and sales milestones (the earnout shares). In the event the Business Combination with NorthView is not consummated, our junior convertible notes have a maturity date that is within five (5) business days after the termination of the Merger Agreement.

Further, our junior notes are automatically convertible into the shares of convertible preferred stock issued upon consummation of a Qualified Financing (an equity financing with aggregate proceeds to the Company of not less than $20.0 million) at a conversion price equal to the lesser of (i) the per share price obtained by dividing $150.0 million by the Company’s fully diluted capitalization, or (ii) the per share price paid by investors in the Qualified Financing, subject to 30% discount. Upon occurrence of a change of control, the junior notes are required to be repaid in the amount equal to 200% of the junior notes’ outstanding principal balance plus accrued but unpaid interest.

We commenced issuance of our senior convertible notes in April 2021 and continued issuing them to date. Our senior convertible notes bear interest at 12% per annum and, as of March 31, 2025, their then outstanding principal and accrued but unpaid interest will automatically convert into common shares of New Profusa between $0.50 and $4.00 per share upon consummation of the Business Combination based on the fixed conversion price defined in the Merger Agreement. In addition, upon consummation of the Business Combination, all senior noteholders will have a right to receive additional shares upon achievement by New Profusa of certain share price and sales milestones (the earnout shares). In the event the Business Combination with NorthView is not consummated, our senior convertible notes have a maturity date that is within five (5) business days after the termination of the Merger Agreement.

On August 8, 2023, a new wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”), was created and incorporated by the Company under the laws of Singapore. Upon creation, the new entity was capitalized by the Company by payment of $1,000 for 1,000 Ordinary Shares. As a result, at the time of incorporation, the entity became a wholly owned subsidiary of the Company. The entity was created with the expectation of jointly conducting the business of developing, manufacturing and commercializing the Lumee Glucose and the Lumee Oxygen products, currently under development by the Company, together with a third party. No business or activities will have been conducted by the entity from the date of formation through and until the closing date of the proposed License Agreement and Shareholders Agreement between the Company and Best Life Technology Ltd, an entity wholly owned and controlled by the Tasly Holding Group (“Tasly”). In connection with and on or around the same date as the closing of the proposed Business Combination between the Company and NorthView, the Company expects to sign and execute a License Agreement and Shareholders Agreement (the “APAC Joint Venture”) setting forth the relative and other terms under which the development and business activities of the entity will be conducted.

The Company is in the process of negotiating the formation of APAC Joint Venture, which includes the related party from which the amounts under the Tasly Convertible Debt was borrowed. The proceeds of the loan are intended to continue the development and commercialization of the Company’s technology in certain countries of the Asia Pacific region.

In the event the Business Combination is completed but we either fail to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Debt when they become due, the lender will have an option to convert the outstanding balance and accrued but unpaid interest (in part or in full) into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of March 31, 2025 (which terms include conversion into common stock of New Profusa).

In the event we fail to complete the Business Combination, and either fail to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Debt when they become due, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest (in part of in full) into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of March 31, 2025, or (ii) our common stock at a conversion price of $1.92 per share.

Notwithstanding the conversion provisions above, any repayment obligations (in part or in full) of the outstanding principal balance and accrued but unpaid interest under the Tasly Convertible Debt may, at the lender’s option, be made through conversion of part or all amounts payable into (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of March 31, 2025 (which terms include conversion into common stock of New Profusa in the event the Business Combination is consummated), or (ii) our common stock at a conversion price of $1.92 per share.

Our outstanding PPP Loan of $1.4 million bears interest at 1% per annum. The repayment of the PPP Loan is expected to be made in equal monthly payments of principal and interest from October 25, 2022 until May 25, 2026; however, we are currently in the process of applying for forgiveness for this loan.

Our outstanding promissory notes accrue interest at 5% and 12% per annum, most of which do not have a set maturity date. Any promissory notes that did have an initial maturity date, which has passed, the Company has verbally agreed to pay off these loans upon the consummation of the Business Combination. The Company is currently in default, and will repay all promissory notes subsequent to the closing of the Business Combination. Accordingly, the Company classified the entire outstanding amount as a current liability on the condensed consolidated balance sheet.

Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Management plans to obtain additional funds as a result of the Business Combination and PIPE investment, issuance of additional equity or refinancing of current debt, which is intended to mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 are issued. As the ability to refinance our current debt or raise additional equity financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within one year from the date the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 are issued and as such, raises substantial doubt about our ability to continue as a going concern.

Long-Term Liquidity Requirements

We expect our cash and cash equivalents on hand, and cash that we expect to receive from the Business Combination and PIPE Investment, together with the cash we expect to generate from future operations will provide sufficient funding to support initial commercial operations. Until we generate sufficient operating cash flow to cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets are currently experiencing, and may continue to experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding our research and development activities and other personnel cost. Near-term capital requirements through March 31, 2025 leading to and supporting initial commercialization are estimated to total approximately $6.0 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(537)	$(742)
Investing activities	$—	$—
Financing activities	$365	$610

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 of $0.5 million was primarily driven by our net loss of $2.7 million, adjusted for non-cash charges of $1.3 million and net cash inflows of $0.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash interest expense of $1.2 million, and the change in the fair value of related party convertible loan of $0.1 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $0.8 million and in accrued liabilities of $0.1 million and a decrease in prepaid expenses and other current assets of less than $0.1 million.

Cash used in operating activities for the three months ended March 31, 2024 of $0.7 million was primarily driven by our net loss of $2.2 million, adjusted for non-cash charges of $1.1 million and net cash inflows of $0.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash interest expense of $1.1 million, partially offset by change in the fair value of related party convertible loan of less than $0.1 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $0.1 million and in accrued liabilities of $0.3 million and a decrease in prepaid expenses and other current assets of $0.1 million.

Financing Activities

Cash provided by financing activities was $0.4 million for the three months ended March 31, 2025, which consisted primarily of net proceeds from the issuance of senior notes of $0.8 million, offset by payment of deferred offering costs of $0.4 million.

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2024, which consisted primarily of net proceeds from the issuance of senior notes of $0.7 million, an additional issuance of our Tasly Convertible Loan of less than $0.1 million, offset by payment of deferred offering costs of $0.1 million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2025, and the years in which these obligations are due (in thousands):

	Total	2025	Thereafter
Convertible notes	$18,965	$18,965	$—
Tasly convertible loan	2,390	2,390	—
Senior notes	26,589	26,589	—
Promissory notes	925	925	—
PPP loan	1,379	1,379	—
Total contractual obligations	$50,248	$50,248	$—

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, accounts payable, promissory notes, convertible promissory notes and senior notes. The Company states accounts payable at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The promissory notes are stated at amortized cost, which approximates their fair value, because the Company believes their terms approximate those that would be available to it on a similar loan from an unrelated party.

The Tasly convertible debt issued between June 2023-February 2024 (Notes 3 and 5) is carried at fair value based on unobservable market inputs. The fair value of financial instruments is determined using various valuation techniques, including the market approach. Where observable market prices are not available, we use models that incorporate assumptions about credit risk, interest rates, and market volatility. These estimates require significant judgment, particularly for instruments classified as Level 3 in the fair value hierarchy. Changes in these assumptions could materially affect the reported fair values and related income or expense. We regularly review and update our valuation to reflect current market conditions and ensure consistency with accounting standards. Level 3 fair value financial liabilities consisted of solely the Tasly convertible debt which was $2.2 million as of December 31, 2024 and $2.4 million as of March 31, 2025.

Share-Based Compensation

●	We account for share-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including stock options. The fair value method requires us to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. We use the Black-Scholes pricing model to estimate the fair value of options granted that are then expensed on a straight-line basis over the vesting period. We account for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award and affect the amount of compensation expense recognized. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. These assumptions involve significant judgment and are based on historical data and future expectations. We periodically reassess our estimates and assumptions to reflect actual experience and any changes in future expectations. Expected Term. The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

●	Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as we did not have any trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumptions as historical data for our common stock becomes available.

●	Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on the U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

●	Dividend Yield. We have not paid and do not anticipate paying any dividends in the near future. Accordingly, we have estimated the dividend yield to be zero.

Recent Accounting Pronouncements

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on the income tax disclosures. No material financial impact will result in this expanded disclosure requirement.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses. Our internal controls were not adequately designed and appropriate to address the following material weaknesses related to (i) segregation of duties in recording journal entries, (ii) segregation of duties within the procurement business cycle, and (iii) in the procurement cycle our controls were insufficient for reviewing and reconciling accounts payable and accrued liabilities.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company plans to remediate such weaknesses. In connection with the Business Combination, the Company will hire a new CFO with significant experience, including financial reporting and internal controls. The CFO plans to establish reporting controls consistent with a public company of this size, including segregation of duties and controls related to Sarbanes-Oxley, to the extent applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus filed with the SEC on May 15, 2025, under the section “Risks Related to Profusa”. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default on their Tasly Convertible Note, along with their promissory notes, and PPP loan.

1.	The Tasly Convertible Note which represents principal of $1.6 million and $0.8 million in accrued interest is in default due to non-payment at the maturity date. The loan is incurring default interest at 24%. This loan will be repaid in parallel with the closing of the Business Combination and the Tasly APAC Joint Venture. Accordingly, the Company classified the entire amount of $2.4 million outstanding under the Tasly Convertible Debt as current on the Consolidated Balance Sheet.

2.	The promissory notes which have an outstanding balance of $0.9 million are in default due to non-payment at the maturity date. The note holders will be repaid subsequent to the closing of the Business Combination, and the full balance of these notes are held in current liabilities on the Consolidated Balance Sheets. No default interest or penalties are applicable.

3.	The Company is in default on PPP Loan 2 due to non-payment of minimal repayment amounts required by the terms of PPP Loan 2. As of the date of this filing, the Company has past due principal and interest payments of $1.0 million. Accordingly, the Company classified the entire amount outstanding under PPP Loan 2 as current and accrued respective late penalties for the total amount of less than $0.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company intends to apply for forgiveness on the loan during the year.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFUSA, INC.
(Registrant)

Date: June 27, 2025	By:	/s/ Ben Hwang
Ben Hwang
Chief Executive Officer
(principal executive, financial and accounting officer)